Form 10-Q
period 1996-06-14
COURTYARD II ASSOCIATES LP
filed 1996-07-26
CIK 1010684

===============================================================================

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-Q

             [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                      For the Quarter ended June 14, 1996

                                       OR
              [_]   Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                      Commission File Number: 333-2336-01

                         COURTYARD II ASSOCIATES, L.P.
                         -----------------------------

             Delaware                                      52-1955662
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation  or organization)

                              10400 Fernwood Road
                              Bethesda, Maryland
                                     20817
- - - -------------------------------------------------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code:   301-380-2070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes        No       Not Applicable
                       ----      ----


================================================================================

- - - --------------------------------------------------------------------------------
                 COURTYARD II ASSOCIATES L.P. AND SUBSIDIARIES
================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations
           Twelve and Twenty-Four Weeks Ended June 14, 1996
           and June 16, 1995.................................................1

         Condensed Consolidated Balance Sheet June 14, 1996
           and December 31, 1995.............................................2

         Condensed Consolidated Statement of Cash Flows
           Twelve and Twenty-Four Weeks ended June 14, 1996
           and June 16, 1995.................................................3

         Notes to Condensed Consolidated Financial
           Statements........................................................4

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................6


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................8

Item 5.  Other Information...................................................8

                        PART I.   FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)

                               Twelve Weeks Ended    Twenty-Four Weeks Ended
                               June 14,    June 16,    June 14,    June 16,
                                 1996        1995        1996        1995
                              ---------   ---------   ---------   ----------

REVENUES...................   $  33,050   $  30,070   $  61,039   $  56,962
                              ---------   ---------   ---------   ---------

OPERATING COSTS AND
 EXPENSES
 Interest..................       7,524       6,756      14,932      13,110
 Depreciation..............       6,397       6,384      12,794      12,762
 Ground rent, taxes and
  other....................       5,081       4,593      10,035       9,379
 Base and Courtyard
  management fees..........       3,770       3,527       7,244       6,811
 Incentive management fee..       3,107       2,689       5,542       4,974
                              ---------   ---------   ---------   ---------
                                 25,879      23,949      50,547      47,036
                              ---------   ---------   ---------   ---------

NET INCOME BEFORE
 MINORITY INTEREST.........       7,171       6,121      10,492       9,926

MINORITY INTEREST..........           3          --           3          --
                              ---------   ---------   ---------   ---------

NET INCOME.................   $   7,168   $   6,121   $  10,489   $   9,926
                              =========   =========   =========   =========

ALLOCATION OF NET INCOME
 General Partners..........   $     144               $     210
 Limited Partner...........       7,024                  10,279
                              ---------               ---------

                              $   7,168               $  10,489
                              =========               =========



           See Notes to Condensed Consolidated Financial Statements.

                 COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      June 14, 1996 and December 31, 1995
                                 (in thousands)

                                               June 14,    December 31,
                                                1996          1995
                                              -----------  -----------
                                              (Unaudited)
ASSETS

 Property and equipment, net................  $   466,377  $   474,480
 Due from Courtyard Management Corporation..       11,097        7,078
 Other assets...............................       46,573       45,225
 Cash and cash equivalents..................       10,799           --
                                              -----------  -----------

                                              $   534,846  $   526,783
                                              ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
 Debt.........................................$   406,164  $   410,200
 Management fees due to Courtyard
  Management Corporation......................     35,515       35,809
 Due to Marriott International, Inc.
  and affiliates..............................      9,233        9,402
 Due to Host Marriott Corporation.............         --          747
 Accounts payable and accrued liabilities.....      3,742       12,718
                                              -----------  -----------

  Total Liabilities...........................    454,654      468,876
                                              -----------  -----------

MINORITY INTEREST.............................          3           --
                                              -----------  -----------
                                                  454,657      468,876
                                              -----------  -----------

PARTNERS' CAPITAL
 General Partners.............................      1,604           --
 Limited Partner..............................     78,585           --
 Investments in and net advances to
  Associates..................................         --       57,907
                                              -----------  -----------

  Total Partners' Capital.....................     80,189       57,907
                                              -----------  -----------

                                              $   534,846  $   526,783
                                              ===========  ===========


           See Notes to Condensed Consolidated Financial Statements.

                 COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                              Twenty-Four Weeks Ended
                                               June 14,     June 16,
                                                1996          1995
                                              ----------   ----------
                                                   (in thousands)

OPERATING ACTIVITIES
 Net income...................................$   10,489   $    9,926
 Noncash items................................    13,138       12,973
 Changes in operating accounts................    (4,952)      (6,764)
                                              ----------   ----------

  Cash provided by operating activities.......    18,675       16,135
                                              ----------   ----------

INVESTING ACTIVITIES
 Additions to property and equipment..........    (4,691)      (2,854)
 Change in property improvement funds.........      (490)      (2,172)
                                              ----------   ----------

  Cash used in investing activities...........    (5,181)      (5,026)
                                              ----------   ----------

FINANCING ACTIVITIES
 Proceeds from debt...........................   410,200           --
 Repayments of debt...........................  (414,236)          --
 Investment in and net advances to
  (from) Associates...........................    17,586      (10,877)
 Capital distributions........................    (5,793)          --
 Payment of financing costs...................   (10,452)        (232)
                                              ----------   ----------

  Cash used in financing activities...........    (2,695)     (11,109)
                                              ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................    10,799           --

CASH AND CASH EQUIVALENTS at beginning
  of period...................................        --           --
                                              ----------   ----------

CASH AND CASH EQUIVALENTS at end of period....$   10,799   $       --
                                              ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for mortgage and other interest....$   15,769   $   15,672
                                              ==========   ==========


           See Notes to Condensed Consolidated Financial Statements.

                 COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 14, 1996
                                  (Unaudited)

1. The accompanying condensed consolidated financial statements have been prepared by Courtyard II Associates L.P. (the "Associates") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. Associates believes the disclosures made are adequate to make the information presented not misleading. In the opinion of Associates, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Associates as of June 14, 1996 and December 31, 1995, and the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     For financial reporting purposes, the net income of Associates is allocated 98% to the limited partner, Courtyard by Marriott II Limited Partnership (the "Partnership") and 1% to each general partner, the Partnership and Courtyard II Associates Management Corporation (the "Managing General Partner").

     The consolidated financial statements of Associates present the financial position, results of operations and cash flows of Associates as if it were a separate subsidiary of the Partnership for all periods presented. The Partnership's historical basis in the assets and liabilities contributed to Associates have been carried over. Intercompany transactions and balances between Associates and its subsidiaries have been eliminated. Changes in Investment in and Net Advances to Associates for all periods presented prior to January 24, 1996 represent the net income of Associates net of cash transferred to the Partnership. There are no terms of settlement or interest charges associated with the Investment in and Net Advances to Associates' balance.

2. On January 24, 1996, Associates' wholly owned subsidiary, CBM Funding Corporation ("Funding"), consummated the offering of $410,200,000 of Multiclass Mortgage Pass-Through Certificates, Series 1996-1A (the "Old Certificates"), the net proceeds of which were used to fund a mortgage loan to Associates, which used such funds to repay certain obligations of the Partnership. The accompanying consolidated financial statements for periods prior to consummation of the offering on January 24, 1996 present the pushed-down effects of the debt which was repaid with the proceeds of the offering.

     In connection with this refinancing, the Partnership and the Managing General Partner entered into two contribution agreements. One agreement with Associates for 69 of the 70 Partnership hotels and another agreement with CBM Associates II LLC ("Deerfield LLC") for the remaining one hotel located in Deerfield, Illinois. On January 24, 1996, the Partnership contributed net assets of $76.9 million to Associates. Additionally, on behalf of Associates, the Partnership contributed net assets of $8.4 million to Deerfield LLC.

     On June 30, 1996, Funding completed an exchange offer of its Old Certificates with an outstanding principal balance of $406.2 million at that time, for an equal amount of Multiclass Mortgage Pass-through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

3. Revenues represent house profit which is hotel sales less hotel-level expenses, excluding certain operating costs and expenses such as depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve and twenty-four weeks ended (in thousands):

                               Twelve Weeks Ended    Twenty-Four Weeks Ended
                               June 14,    June 16,    June 14,    June 16,
                                 1996        1995        1996        1995
                              ---------   ---------   ---------   ----------

 HOTEL SALES
  Rooms....................   $  56,119   $  52,497   $ 107,695   $  101,167
  Food and beverage........       4,380       4,198       8,529        8,177
  Other....................       2,328       2,088       4,502        4,172
                              ---------   ---------   ---------   ----------

                                 62,827      58,783     120,726      113,516
                              ---------   ---------   ---------   ----------
 HOTEL EXPENSES
  Departmental direct costs
   Rooms...................      11,624      11,208      23,004       21,847
   Food and beverage.......       3,765       3,491       7,327        6,843
  Other....................      14,388      14,014      29,356       27,864
                              ---------   ---------   ---------   ----------
                                 29,777      28,713      59,687       56,554
                              ---------   ---------   ---------   ----------

REVENUES...................   $  33,050   $  30,070   $  61,039   $   56,962
                              =========   =========   =========   ==========

4. In the first quarter of 1996, Associates adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have any effect on its condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

Associates principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to its partners. During the second quarter of 1996, Associates utilized 1996 cash flow after debt service to make an interim cash distribution totalling $5.8 million.

Cash provided by operations for the twenty-four weeks ended June 14, 1996, and June 16, 1995, was $18.7 million and $16.1 million, respectively. The increase in cash from operations is primarily the result of variations in the timing of interest payments as a result of the debt offering on January 24, 1996 as well as improved combined hotel operating results.

Debt Refinancing

On January 24, 1996, Associates' wholly owned subsidiary, CBM Funding Corporation ("Funding"), consummated the offering of $410,200,000 of Multiclass Mortgage Pass-Through Certificates (the "Certificates"), the net proceeds of which were used to fund a mortgage loan to Associates, which used such funds to repay certain obligations of the Partnership.

Cash from hotel operations combined with the ability to defer certain management fees to the manager and ground rent payments to Marriott International, Inc. and affiliates will provide adequate funds in the short term and long term for the operational and capital needs of Associates.

RESULTS OF OPERATIONS

Revenues (hotel sales less direct hotel operating costs and expenses) increased by $3 million and $4.1 million, respectively, for the twelve and twenty-four weeks ended June 14, 1996. This represents a 10% and a 7.2% increase, respectively, for the quarter and year-to-date when compared to the comparable period in 1995. The increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in hotel operating costs and expenses.

For the twelve and twenty-four weeks ended June 14, 1996, hotel sales increased $4 million and $7.2 million, respectively. This represents a 6.9% increase for the quarter and a 6.4% increase year-to-date as compared to the comparable periods in 1995. The increase in sales was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $4.93 to $77.27 for the quarter and $4.58 to $76.61 year-to-date as compared to the comparable periods in 1995. The increase in average room rates was due to the elimination of lower room rated business.

Combined average occupancy for the second quarter 1996 remained stable at 84% while the combined average occupancy for the twenty-four weeks ended June 14, 1996 remained stable at 81%. For the twenty-four weeks ended on June 14, 1996, 40 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the combined average daily room rate charged and the combined average occupancy achieved. REVPAR for the twelve and twenty-four weeks ended June 14, 1996, was $64.91 and $62.05, respectively. REVPAR for the second quarter 1996 increased 6.6% as compared to the second quarter 1995 while year-to-date 1996 REVPAR increased 6.5% as compared to the comparable period in 1995.

Direct hotel operating costs and expenses increased from $56.6 million for the twenty-four weeks ended June 16, 1995 to $59.7 million for the comparable period in 1996. For the second quarter 1996, these expenses increased $1 million as compared to second quarter 1995. As a percentage of total hotel sales, these costs and expenses decreased slightly to 49.4% in the first half of 1996 as compared to 49.8% for the comparable period in 1995.

Interest expense increased by 13.9% to $14.9 million for the twenty-four weeks ended June 14, 1996, from $13.1 million for the comparable period in 1995. The increase is due to the refinancing of the Partnership's debt at fixed rates which are higher than the prior year's variable interest rates. The weighted average interest rate for the first half of 1996 was 7.8% as compared to 5.4% for first half of 1995.

Ground rent, taxes and other increased 8% primarily due to an increase in equipment rent during the twenty-four weeks ended June 14, 1996.

The increase in base and Courtyard management fees to 6.4%, from $6.8 million for the first half of 1995 to $7.2 million for the same period in 1996 is due to the improved combined hotel sales for the 70 Hotels.

During the twenty-four weeks ended June 14, 1996, $5.5 million of incentive management fees were earned by the Manager as compared to $5.0 million earned during the comparable period in 1995. The increase in incentive management fees earned was the result of improved combined hotel operating results.

For the twenty-four weeks ended June 14, 1996, Associates had net income of $10.5 million, an increase of $3.3 million from net income of $7.2 million for the same period in 1995. This increase was primarily due to higher revenues.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Partnership and the Partnership Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

ITEM 5.  OTHER INFORMATION

On June 30, 1996, CBM Funding Corporation, a subsidiary of Associates, completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with an outstanding principal balance of $406.2 million at that time, ("Old Certificates") for an equal amount of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COURTYARD II ASSOCIATES, L.P.

                                      By: Courtyard II Associates
                                          Management Corporation,
                                          as Managing General Partner



                 July 26, 1996        By: /s/Bruce F. Stemerman
                                          -----------------------------------
                                          Bruce F. Stemerman
                                          President, Chief Accounting Officer
                                           and Director