Form 10-Q
period 1996-09-06
COURTYARD II ASSOCIATES LP
filed 1996-10-18
CIK 1010684

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

      |X|          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter ended September 6, 1996

                                      OR
      |_|          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number: 333-2336-01


                          COURTYARD II ASSOCIATES, L.P.

             (Exact name of registrant as specified in its charter)



             Delaware                                  52-1955662
----------------------------------       ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                               10400 Fernwood Road
                               Bethesda, Maryland
                                     20817
--------------------------------------------------------------------------------
                  (Address of principal executive offices)


        Registrant's telephone number, including area code:   301-380-2070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____ (Not Applicable)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                 COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                                            PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve and Thirty-Six Weeks Ended September 6, 1996 and September 8, 1995.........................................1

           Condensed Consolidated Balance Sheet
              September 6, 1996 and December 31, 1995...........................................................................2

           Condensed Consolidated Statement of Cash Flows
              Thirty-Six Weeks ended September 6, 1996 and September 8, 1995....................................................3

           Notes to Condensed Consolidated Financial Statements.................................................................4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................................................................6


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................................8

Item 5.  Other Information......................................................................................................8






                                              PART I.   FINANCIAL INFORMATION

                                               ITEM 1. FINANCIAL STATEMENTS

                                      COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (Unaudited)
                                                      (in thousands)



                                                             Twelve Weeks Ended                Thirty-Six Weeks Ended
                                                       September 6,       September 8,      September 6,      September 8,
                                                           1996               1995              1996              1995
                                                      ---------------   ---------------   ---------------   ---------------

REVENUES..............................................$        31,855   $        29,477   $        92,894   $        86,439
                                                      ---------------   ---------------   ---------------   ---------------

OPERATING COSTS AND EXPENSES
      Interest........................................          7,501             6,436            22,433            19,545
      Depreciation ...................................          6,397             6,374            19,191            19,136
      Ground rent, taxes and other....................          5,248             5,004            15,283            14,383
      Base and Courtyard management fees..............          3,758             3,533            11,002            10,344
      Incentive management fee........................          2,883             2,530             8,425             7,504
                                                      ---------------   ---------------   ---------------   ---------------
                                                               25,787            23,877            76,334            70,912
                                                      ---------------   ---------------   ---------------   ---------------

NET INCOME BEFORE
      MINORITY INTEREST...............................          6,068             5,600            16,560            15,527

MINORITY INTEREST.....................................              3                --                 6                --
                                                      ---------------   ---------------   ---------------   ---------------

NET INCOME............................................$         6,065   $         5,600   $        16,554   $        15,527
                                                      ===============   ===============   ===============   ===============

ALLOCATION OF NET INCOME
      General Partners................................$           121                     $           331
      Limited Partner.................................          5,944                              16,223
                                                      ---------------                     ---------------

                                                      $         6,065                     $        16,554
                                                      ===============                     ===============























                                 See Notes to Condensed Consolidated Financial Statements.



                                      COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                          September 6, 1996 and December 31, 1995
                                                      (in thousands)


                                                                                          September 6,      December 31,
                                                                                              1996              1995
                                                                                         --------------    --------------
                                                                                           (Unaudited)
ASSETS

  Property and equipment, net............................................................$      462,273    $      474,480
  Due from Courtyard Management Corporation..............................................        11,077             7,078
  Other assets...........................................................................        47,508            45,225
  Cash and cash equivalents..............................................................         8,427                --
                                                                                         --------------    --------------

                                                                                         $      529,285    $      526,783
                                                                                         ==============    ==============


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Debt...................................................................................$      403,108    $      410,200
  Management fees due to Courtyard Management Corporation. ..............................        35,382            35,809
  Due to Marriott International, Inc. and affiliates.....................................         9,206             9,402
  Due to Host Marriott Corporation.......................................................            --               747
  Accounts payable and accrued liabilities...............................................         2,275            12,718
                                                                                         --------------    --------------

     Total Liabilities...................................................................       449,971           468,876
                                                                                         --------------    --------------

MINORITY INTEREST........................................................................             6                --
                                                                                         --------------    --------------
                                                                                                449,977           468,876
                                                                                         --------------    --------------

PARTNERS' CAPITAL
  General Partners.......................................................................         1,586                --
  Limited Partner........................................................................        77,722                --
  Investments in and net advances to Associates..........................................            --            57,907
                                                                                         --------------    --------------

     Total Partners' Capital.............................................................        79,308            57,907
                                                                                         --------------    --------------

                                                                                         $      529,285    $      526,783
                                                                                         ==============    ==============

















                                See Notes to Condensed Consolidated Financial Statements.




                                      COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Unaudited)
                                                      (in thousands)

                                                                                              Thirty-Six Weeks Ended
                                                                                        September 6,          September 8,
                                                                                            1996                  1995
                                                                                      ---------------       ---------------
OPERATING ACTIVITIES
    Net income .......................................................................$        16,554       $        15,527
    Noncash items.....................................................................         19,658                19,452
    Changes in operating accounts.....................................................         (6,530)               (6,896)
                                                                                      ---------------       ---------------

       Cash provided by operating activities..........................................         29,682                28,083
                                                                                      ---------------       ---------------

INVESTING ACTIVITIES
    Additions to property and equipment...............................................         (6,984)               (4,369)
    Change in property improvement funds..............................................         (1,751)               (4,162)
                                                                                      ---------------       ---------------

       Cash used in investing activities..............................................         (8,735)               (8,531)
                                                                                      ---------------       ---------------

FINANCING ACTIVITIES
    Proceeds from issuance of debt ...................................................        410,200                    --
    Repayments of debt ...............................................................       (417,292)                   --
    Investment in and net advances to (from) Associates...............................         16,627               (19,242)
    Capital distributions.............................................................        (11,780)                   --
    Payment of financing costs........................................................        (10,275)                 (310)
                                                                                      ---------------       ---------------

       Cash used in financing activities..............................................        (12,520)              (19,552)
                                                                                      ---------------       ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................          8,427                    --

CASH AND CASH EQUIVALENTS at beginning of period......................................             --                    --
                                                                                      ---------------       ---------------

CASH AND CASH EQUIVALENTS at end of period............................................$         8,427       $            --
                                                                                      ===============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid for mortgage and other interest.........................................$        23,653       $        22,785
                                                                                      ===============       ===============

















                                 See Notes to Condensed Consolidated Financial Statements.

                COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 6, 1996
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements have been prepared by Courtyard II Associates, L.P. (the "Associates") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. Associates believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with Associates' audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995.

      In the opinion of Associates, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Associates as of September 6, 1996, and the results of operations for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. On January 24, 1996, Associates' wholly owned subsidiary, CBM Funding Corporation ("Funding"), consummated the offering of $410,200,000 of Multiclass Mortgage Pass-Through Certificates, Series 1996-1A (the "Old Certificates"), the net proceeds of which were used to fund a mortgage loan to Associates, which used such funds to repay certain obligations of the Partnership. The accompanying condensed consolidated financial statements for periods prior to consummation of the offering on January 24, 1996 present the pushed- down effects of the debt which was repaid with the proceeds of the offering.

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

3. Revenues represent house profit which is hotel sales less hotel-level expenses, excluding certain operating costs and expenses such as depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve and thirty-six weeks ended (in thousands):


                                                             Twelve Weeks Ended                Thirty-Six Weeks Ended
                                                       September 6,      September 8,       September 6,     September 8,
                                                           1996              1995               1996              1995
                                                      --------------  ----------------     --------------  ----------------
     HOTEL SALES
         Rooms........................................$       56,164    $       52,604     $      163,859    $      153,771
         Food and beverage............................         4,084             4,067             12,613            12,244
         Other........................................         2,391             2,207              6,893             6,379
                                                      --------------    --------------     --------------    --------------
                                                              62,639            58,878            183,365           172,394
                                                      --------------    --------------     --------------    --------------
     HOTEL EXPENSES
         Departmental direct costs
            Rooms.....................................        11,778            11,610             34,782            33,457
            Food and beverage.........................         3,755             3,453             11,082            10,296
         Other........................................        15,251            14,338             44,607            42,202
                                                      --------------    --------------     --------------    --------------
                                                              30,784            29,401             90,471            85,955
                                                      --------------    --------------     --------------    --------------

     REVENUES.........................................$       31,855    $       29,477     $       92,894    $       86,439
                                                      ==============    ==============     ==============    ==============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

Associates principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to its partners. During the third quarter of 1996, Associates utilized 1996 cash flow after debt service to make an interim distribution totalling $6 million.
Year-to-date distributions totaled $11.8 million.

Cash provided by operations for the thirty-six weeks ended September 6, 1996, and September 8, 1995, was $29.7 million and $28.1 million, respectively. The increase in cash from operations is primarily the result of variations in the timing of interest payments as a result of the debt offering on January 24, 1996 as well as improved combined hotel operating results.

Debt Refinancing

On January 24, 1996, Associates' wholly owned subsidiary, CBM Funding Corporation ("Funding"), consummated the offering of $410,200,000 of Multiclass Mortgage Pass-Through Certificates (the "Certificates"), the net proceeds of which were used to fund a mortgage loan to Associates, which used such funds to repay certain obligations of the Partnership.

Associates believe that cash from hotel operations combined with the ability to defer certain management fees to the manager and ground rent payments to Marriott International, Inc. and affiliates will provide adequate funds in the short term and long term for the operational and capital needs of Associates.

RESULTS OF OPERATIONS

Revenues (hotel sales less direct hotel operating costs and expenses) increased by $2.4 million and $6.5 million, respectively, for the twelve and thirty-six weeks ended September 6, 1996. This represents an 8.1% and a 7.5% increase, respectively, for the quarter and year-to-date when compared to the comparable periods in 1995. The increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in hotel operating costs and expenses.

For the twelve and thirty-six weeks ended September 6, 1996, hotel sales increased $3.8 million and $11 million, respectively. This represents a 6.4% increase for the quarter and year-to-date as compared to the comparable periods in 1995. The increase in sales was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $6.01 to $77.37 for the quarter and $5.07 to $76.87 year-to-date as compared to the comparable periods in 1995. The increase in average room rates was due to the elimination of lower room rated business.

Combined  average  occupancy  for  the  third  quarter  1996  decreased  by  1.1 percentage points to 83.6% while the combined average occupancy for the thirty-six weeks ended September 6, 1996 remained stable at 82%. For the thirty-six weeks ended on September 6, 1996, 48 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the combined average daily room rate charged and the combined average occupancy achieved. REVPAR for the twelve and thirty-six weeks ended September 6, 1996, was $64.68 and $62.88, respectively. REVPAR for the third quarter 1996 increased 7.0% as compared to the third quarter 1995 while year-to-date 1996 REVPAR increased 6.5% as compared to the comparable period in 1995.

Direct hotel operating costs and expenses increased from $86 million for the thirty-six weeks ended September 8, 1995 to $90.5 million for the comparable period in 1996. For the third quarter 1996, these expenses increased $1.4 million as compared to third quarter 1995. As a percentage of total hotel sales, these costs and expenses decreased slightly to 49.3% for the thirty-six weeks ended September 6, 1996 as compared to 49.9% for the comparable period in 1995.

Interest expense increased by 14.8% to $22.4 million for the thirty-six weeks ended September 6, 1996, from $19.5 million for the comparable period in 1995. The increase is due to the refinancing of the Partnership's debt at fixed rates which are higher than the prior year's variable interest rates. The weighted average interest rate for the thirty-six weeks ended September 6, 1996 was 7.8% as compared to 6.8% for the thirty-six weeks ended 1995.

Ground rent, taxes and other increased 6.3% primarily due to an increase in equipment rent during the thirty-six weeks ended September 6, 1996.

The increase in base and Courtyard management fees of 6.4%, from $10.3 million for the period ended September 8, 1995 to $11 million for the same period in 1996 is due to the improved combined hotel sales for the 70 Hotels.

During the thirty-six weeks ended September 6, 1996, $8.4 million of incentive management fees were earned by the Manager as compared to $7.5 million earned during the comparable period in 1995. The increase in incentive management fees earned was the result of improved combined hotel operating results.

For the thirty-six weeks ended September 6, 1996, Associates had net income of $16.6 million, an increase of $1.1 million from net income of $15.5 million for the same period in 1995. This increase was primarily due to higher revenues offset by higher interest expense.

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

ITEM 5.        OTHER INFORMATION

Earla L. Stowe was appointed to Vice President and Chief Accounting Officer of Courtyard II Associates Management Corporation on October 8, 1996. Ms. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in June 1996.

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

                                    COURTYARD II ASSOCIATES, L.P.

                                    By: Courtyard II Associates
                                        Management Corporation,
                                        as Managing General Partner



  October 18, 1996                  By: /s/ Earla Stowe
                                    ---------------------------------------
                                    Earla Stowe
                                    Vice President and Chief Accounting Officer